Form 10-K/A
period 2003-03-31
BEAR STEARNS ASSET BK SEC INC SERIES 2002-AC5
filed 2003-04-15
CIK 1202835

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A
				    Amendment No. 1

The following items were the subject of a Form 12b-25 and are included herein: Item 15




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



                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) EMC Mortgage Corp, as Servicer <F1>
       b) National City Mortgage Co, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) EMC Mortgage Corp, as Servicer <F1>
       b) National City Mortgage Co, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) EMC Mortgage Corp, as Servicer <F1>
       b) National City Mortgage Co, as Servicer <F1>


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



  <F1> Filed herewith.





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

  By:   Jeffrey Mayer, President

  By: /s/  Jeffrey Mayer

  Dated: April 14, 2003



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


      Date: April 14, 2003


      /s/ Jeffrey Mayer
      Signature


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

/s/ Charles Abourezk
Charles Abourezk, Senior Vice President

February 24, 2003

No one Cares More!




Ex-99.3(a)

EMC
Mortgage Corporation (logo)

Officer's Certificate

I, Sue Stepanek, Executive Vice President of EMC Mortgage Corporation, do hereby certify to Wells Fargo, the "Company," that in respect to the period ending November 30, 2002, a review of the activities of EMC Mortgage Corporation and it's performance under the Selling and Servicing Agreements, Pooling and Servicing Agreement, or other Agreement therein has been made under my supervision. To the best of my knowledge, based on such review, "EMC" has performed and fulfilled its duties, responsibilities and obligations in all material respects with the terms and provisions under said Agreements throughout such year, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer the nature and status thereof has been reported to the Company.

/s/ Sue Stepanek
Sue Stepanek, Executive Vice President

3/28/03
Date


Two MacArthur Ridge 909 Hidden Ridge Drive, Suite 200 Irving, TX 75067





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